Form 10-Q
period 2012-09-30
FactorShares 2X: S&P500 Bull/TBond Bear
filed 2012-11-14
CIK 1482875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   √   No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes   √   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No   √

Indicate the number of outstanding Shares as of November 1, 2012: 100,040 Shares.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
TABLE OF CONTENTS

Page

PART I.	FINANCIAL INFORMATION	1

PART II.	OTHER INFORMATION	45

SIGNATURES	47

EXHIBIT INDEX	E-1

Exhibit 31.1	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-2
Exhibit 31.2	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-3
Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Statements of Financial Condition
September 30, 2012 and December 31, 2011

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Short-term investments, at fair value (cost $147,709 and $415,321, respectively)	$147,709	$415,321
Segregated cash held by broker	1,111,363	873,433
Receivable on open futures contracts	-	39,743
Prepaid expenses	7,277	464
Total assets	$1,266,349	$1,328,961

Liabilities and shareholders’ capital

Payable on open futures contracts	$27,914	$26,765
Due to related parties	47,984	6,826
Accrued liabilities	60,817	112,646
Total liabilities	136,715	146,237

Shareholders’ capital

Paid-in-capital	$2,876,800	$2,876,800
Accumulated earnings/(deficit)	(1,747,166)	(1,694,076)
Total shareholders’ capital	1,129,634	1,182,724

Total liabilities and shareholders’ capital	$1,266,349	$1,328,961
Shares outstanding	100,040	100,040
Net asset value per share	$11.29	$11.82
Market value per share	$11.25	$11.91

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Schedule of Investments
September 30, 2012 (unaudited)

DESCRIPTION			Principal Amount	Fair Value
Short-Term Investments (13.08% of shareholders’ capital)
Money Market Funds (13.08% of shareholder’s capital)
JP Morgan 100% U.S. Treasury Securities Money Market Fund Capital			$ 147,709	$147,709
Total Short-Term Investments
(Cost $147,709)				$147,709

DESCRIPTION	Number of Contracts	Fair Value at Trade Date	Fair Value at September 30, 2012	Unrealized Appreciation/ (Depreciation)
U.S. Futures
Futures Contracts Purchased
S&P 500 E Mini Index Futures, DEC12	31	$2,248,662	$2,224,638	$(24,024)
Futures Contracts Sold
30 Year U.S. Treasury Bond Futures, DEC12	15	$2,236,715	$2,240,605	$(3,890)

				$(27,914)

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Schedule of Investments
December 31, 2011

DESCRIPTION			Principal Amount	Fair Value
Short-Term Investments (35.12% of shareholders’ capital)
Money Market Funds (35.12% of shareholder’s capital)
JP Morgan 100% U.S. Treasury Securities Money Market Fund Capital			$ 415,321	$415,321
Total Short-Term Investments
(Cost $415,321)				$415,321

DESCRIPTION	Number of Contracts	Fair Value at Trade Date	Fair Value at December 31, 2011	Unrealized Appreciation/ (Depreciation)
U.S. Futures
Futures Contracts Purchased
S&P 500 E Mini Index Futures, MAR 12	38	$2,340,197	$2,379,940	$39,743
Futures Contracts Sold
30 Year U.S. Treasury Bond Futures, MAR 12	16	$2,290,235	$2,317,000	$(26,765)

				$12,978

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Statements of Operations
For the Three Months ended September 30, 2012 and September 30, 2011 and the Nine Months ended September 30, 2012 and the Period from February 22, 2011* to September 30, 2011 (unaudited)

	Three Months Ended		Nine Months Ended	Period from February 22, 2011* to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Investment Income
Interest Income	$ 2	$ -	$ 2	$ 872
Other Income	-	-	-	900
Total Investment Income	2	-	2	1,772
Expenses
Management fee	2,075	3,172	6,840	15,204
Brokerage commission and fees	248	988	852	2,936
Audit fees	10,192	29,400	68,369	75,907
Legal fees	2,350	1,514	29,563	12,504
Tax Return preparation fees	8,988	16,528	37,815	33,759
Administrative/Accounting/Custodian fees	16,888	8,176	46,129	25,472
Listing and Calculation Agent fees	2,794	3,408	8,359	7,910
Printing and Postage	6,069	5,285	22,411	11,524
Distribution fees	2,837	2,926	8,352	6,382
Insurance	4,405	5,738	12,712	10,010
PFO Support Services	8,750	-	14,050	-
Other Expenses	1,978	5,714	7,330	8,539
Total Expenses	67,574	82,849	250,981	210,147
Less – reduction in management fee	-	(1,422)	-	(12,540)
Less – expense reimbursement	-	(21,628)	-	(87,937)
Net Expenses	67,574	59,799	250,981	109,670
Net Investment Income (Loss)	(67,572)	(59,799)	(250,979)	(107,898)

Net Realized and Unrealized Gain (Loss) on Investment Activity
Net Realized Gain (Loss)
Futures Contracts	198,430	(798,486)	238,781	(1,516,584)
Change in Unrealized Gain (Loss)
Futures Contracts	(87,661)	(333,722)	(40,892)	(162,064)
Net realized and unrealized gain (loss)	110,769	(1,132,208)	197,889	(1,678,648)
Net Income (Loss)	$ 43,197	$ (1,192,007)	$ (53,090)	$ (1,786,546)

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Statements of Changes in Shareholders’ Capital
For the Three Months ended September 30, 2012 and September 30, 2011 (unaudited)

	For the Three Months ended September 30, 2012	For the Three Months ended September 30, 2011

Shareholders’ Capital at beginning of period	$ 1,086,437	$ 2,282,261
Increase/(decrease) in Shareholders’ Capital resulting from share transactions
Addition of -0- and -0- shares, respectively	-	-
Redemption of -0- and -0- shares, respectively	-	-
Net increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	-

Increase/(decrease) in Shareholders’ Capital from operations
Net investment income/(loss)	(67,572)	(59,799)
Net realized gain/(loss)	198,430	(798,486)
Change in net unrealized appreciation/(depreciation)	(87,661)	(333,722)
Increase/(decrease) in Shareholders’ Capital from operations	43,197	(1,192,007)
Shareholders’ Capital at end of period	$ 1,129,634	$ 1,090,254

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Statements of Changes in Shareholders’ Capital
For the Nine Months ended September 30, 2012 and the Period from February 22, 2011* to September 30, 2011 (unaudited)

	For the Nine Months ended September 30, 2012	For the Period from February 22, 2011* to September 30, 2011

Shareholders’ Capital at beginning of period	$ 1,182,724	$ 1,000
Increase/(decrease) in Shareholders’ Capital resulting from share transactions
Addition of -0- and 200,000 shares, respectively	-	5,000,000
Redemption of -0- and 100,000 shares, respectively	-	(2,124,200)
Net increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	2,875,800

Increase/(decrease) in Shareholders’ Capital from operations
Net investment income/(loss)	(250,979)	(107,898)
Net realized gain/(loss)	238,781	(1,516,584)
Change in net unrealized appreciation/(depreciation)	(40,892)	(162,064)
Increase/(decrease) in Shareholders’ Capital from operations	(53,090)	(1,786,546)
Shareholders’ Capital at end of period	$ 1,129,634	$ 1,090,254

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Statements of Cash Flows
For the Nine Months ended September 30, 2012 and the Period from February 22, 2011* to September 30, 2011 (unaudited)

	For the Nine Months ended September 30, 2012	For the Period from February 22, 2011* to September 30, 2011
Cash flows used in operating activities:
Net income/(loss)	$ (53,090)	$ (1,786,546)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
(Increase)/Decrease in segregated cash balances for futures agreements	(237,930)	(1,230,480)
Increase in prepaid expenses	(6,813)	-
Net sale/(purchase) of investments	267,612	(101,557)
Accretion of discount on United States Treasury Obligations	-	(872)
Increase in due from related parties	-	(21,628)
Decrease in receivable on open futures contracts	39,743	-
Increase in payable on open futures contracts	1,149	162,064
Increase/(Decrease) in due to related parties	41,158	2,936
Increase/(Decrease) in accrued liabilities	(51,829)	99,283
Net cash used in operating activities	-	(2,876,800)

Cash flows provided by financing activities:
Proceeds from sale of shares	-	5,000,000
Paid on redemption of shares	-	(2,124,200)
Net cash provided by financing activities	-	2,875,800
Net increase in cash	-	(1,000)
Cash, beginning of period	-	1,000
Cash, end of period	$ -	$ -

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Notes to Financial Statements
September 30, 2012 (unaudited)

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

On July 16, 2012, GENCAP Ventures, LLC, a Texas limited liability company, became the sole member and owner of Factor Advisors, LLC, pursuant to a definitive Purchase and Sale Agreement with Factor Advisors Holding Co., LLC, Factor Advisors, LLC and Factor Capital Management, LLC, the Managing Owner of the Fund. The transaction constituted a change of control of the Fund.

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

This report covers the three months ended September 30, 2012 and September 30, 2011 and the nine months ended September 30, 2012 and the period from February 22, 2011 (commencement of investment operations) to September 30, 2011 (hereinafter referred to as the “Three Months Ended September 30, 2012 and September 30, 2011” and “Nine Months Ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011”, respectively).

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

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Notes to Financial Statements
September 30, 2012 (unaudited) (continued)

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

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Notes to Financial Statements
September 30, 2012 (unaudited) (continued)

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the period ended September 30, 2012 was at 3:00 p.m. Eastern Time.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 3:00 p.m. Eastern Time represents the final opportunity to transact in creation or redemption units for the Nine Months Ended September 30, 2012.

Fair value per share is determined at the close of the New York Stock Exchange and may be later than when the Fund’s NAV per share is calculated.

For financial reporting purposes, the Fund values transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at September 30, 2012.

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

Financial Instruments are generally valued using independent sources and/or agreements with counterparties or

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Notes to Financial Statements
September 30, 2012 (unaudited) (continued)

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

The following tables summarize the valuation of investments at September 30, 2012 and December 31, 2011 using the fair value hierarchy:

September 30, 2012

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	-	$147,709 a	$(27,914) b	$119,795
Total	-	$147,709	$ (27,914)	$119,795

a – Included in Short-term investments in the Statements of Financial Condition.

b – Includes $27,914 in Payable on open future contracts in the Statements of Financial Condition.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Notes to Financial Statements
September 30, 2012 (unaudited) (continued)

December 31, 2011

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	-	$415,321a	$12,978 b	$428,299
Total	-	$415,321	$12,978	$428,299

a – Included in Short-term investments in the Statements of Financial Condition.

b – Includes $39,743 in Receivable on open futures contracts and $26,765 in Payable on open future contracts in the Statements of Financial Condition.

There were no Level II or III type holdings at September 30, 2012 and December 31, 2011 and during the Nine Months Ended September 30, 2012 and in the Period from February 22, 2011 to December 31, 2011.

During the Nine Months Ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011, there were no significant transfers between Level I and Level II.

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

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Notes to Financial Statements
September 30, 2012 (unaudited) (continued)

(b) Derivative Instruments

In seeking to achieve the Fund’s investment objective, the Managing Owner uses a mathematical approach to investing. Using this approach, the Managing Owner determines the type, quantity and mix of investment positions that the Managing Owner believes in combination should produce daily returns consistent with the Fund’s objective.

All open derivative positions at September 30, 2012 and December 31, 2011 for the Fund are disclosed in the Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions relative to shareholder’s capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

Following is a description of the derivative instruments used by the Fund during the reporting periods, including the primary underlying risk exposures related to each instrument type.

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

Fair Value of Derivative Instruments

As of September 30, 2012

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Equity Risk	-	-	Payable on open futures contracts	$ (24,024)*
Interest Rate Risk	-	-	Payable on open futures contracts	$ (3,890)*

*Represents cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Notes to Financial Statements
September 30, 2012 (unaudited) (continued)

Fair Value of Derivative Instruments

As of December 31, 2011

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Equity Risk	Receivable on open futures contracts	$ 39,743*	-	-
Interest Rate Risk	-	-	Payable on open futures contracts	$ (26,765)*

*Represents cumulative appreciation/deprecation of futures contracts as reported in the Schedules of Investments.

The Effect of Derivative Instruments on the Statement of Operations

For the Three Months Ended September 30, 2012

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$218,545	$(84,974)
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(20,115)	$(2,687)

The futures contracts open at September 30, 2012 are indicative of the activity for the Three Months Ended September 30, 2012.

The Effect of Derivative Instruments on the Statement of Operations

For the Three Months Ended September 30, 2011

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(334,643)	$(211,170)
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(463,843)	$(122,552)

The futures contracts open at September 30, 2011 are indicative of the activity for the Three Months Ended September 30, 2011.

The Effect of Derivative Instruments on the Statement of Operations

For the Nine Months Ended September 30, 2012

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$395,690	$(63,767)
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(156,909)	$22,875

The futures contracts open at September 30, 2012 are indicative of the activity for the Nine Months Ended September 30, 2012.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Notes to Financial Statements
September 30, 2012 (unaudited) (continued)

The Effect of Derivative Instruments on the Statement of Operations

For the Period from February 22, 2011 to September 30, 2011

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

The reduction in management fee, pursuant to the undertaking, amounted to $1,422 and $12,540 for the Three Months Ended September 30, 2011 and the Period from February 22, 2011 to September 30, 2011, respectively.

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

The monthly fees for administrative and custody services are up to 0.0475% per annum of the average net assets of the Fund up to $200 million and 0.0225% thereafter, subject to an annual minimum fee of $32,500 for the first twelve months of the Fund’s operations, $30,000 for the next 6 months and, effective September 1, 2012, $75,000 annually. Additionally, the Fund may pay the Transfer Agent approximately $13,500 per annum plus several additional and de minimis fees, as applicable.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Notes to Financial Statements
September 30, 2012 (unaudited) (continued)

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

The Distributor is paid an annual fee of up to $12,000 by the Fund and a monthly fee of up to 0.005% per annum of the Fund’s average monthly net asset value. The distribution fees amounted to $2,738 and $2,926 for the Three Months Ended September 30, 2012 and September 30, 2011, respectively, and $8,352 and $6,382 for the Nine Months Ended September 30, 2012 and for the Period from February 22, 2011 to September 30, 2011, respectively, as disclosed in the Statements of Operations.

(d) The Commodity Broker

Interactive Brokers LLC, a Connecticut limited liability company, serves as the Fund’s clearing broker. The Commodity Broker is a member of Factor Advisors Holding Co., LLC. Factor Advisors Holding Co., LLC receives revenue payments from GENCAP Ventures, LLC, parent of the Managing Owner of the Fund. In its capacity as clearing broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain administrative services for the Fund.

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

The brokerage commission and fees amounted to $248 and $988 for the Three Months Ended September 30, 2012 and September 30, 2011, respectively, and $852 and $2,936 for the Nine Months Ended September 30, 2012 and for the Period from February 22, 2011 to September 30, 2011, respectively, as disclosed in the Statements of Operations.

(e) ETF Service Provider, LLC

Pursuant to a service agreement dated October 25, 2012 between the Managing Owner and ETF Service Provider, LLC (“ESP”), an affiliate of the Managing Owner, the Managing Owner, on behalf of the Fund, has appointed ESP as the tax service provider as well as the Principal Financial Officer (“PFO”) support service provider. ESP assists the Managing Owner with certain functions and duties such as the preparation and filing of the Quarterly and Annual regulatory reports filed with the Securities and Exchange Commission under PFO support services and K-1 processing and other tax return preparation services under tax service provider services.

For tax service provider services, ESP is paid an annual fee of $50,000 by the Fund. The tax return preparation fees amounted to $8,988 and $37,815 for the Three Months Ended September 30, 2012 and the Nine Months Ended September 30, 2012, respectively. The tax return preparation fees for 2011 were paid to a non-related third party service provider.

For PFO support services, ESP is paid an annual fee of $35,000 by the Fund. The PFO support services fees amounted to $8,750 and $8,750 for the Three Months Ended September 30, 2012 and the Nine Months Ended September 30, 2012, respectively, and are included in the PFO Support Services expense in the Statements of Operations. The PFO support services fees for 2011 were paid to a non-related third party service provider.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Notes to Financial Statements
September 30, 2012 (unaudited) (continued)

(f) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Managing Owner has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Managing Owner or the Shareholders of the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner. The trustee fees amounted to $633 and $633 for the Three Months Ended September 30, 2012 and September 30, 2011, respectively, and $1,880 and $1,512 for the Nine Months Ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011, respectively, which are included in Other Expenses in the Statements of Operations.

(g) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Fund pays all of the routine offering, operational, administrative and other ordinary expenses, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. The routine offering, operational, administrative and other ordinary expenses amounted to $67,574 and $82,849 for the Three Months Ended September 30, 2012 and September 30, 2011, respectively, and $250,981 and $210,147 for the Nine Months Ended September 30, 2012 and for the Period from February 22, 2011 to September 30, 2011, respectively.

The reimbursement of Fund expenses, pursuant to the undertaking (as discussed in Note 4a), amounted to $21,628 and $87,937, respectively, for the Three Months Ended September 30, 2011 and for the Period from February 22, 2011 to September 30, 2011, respectively.

(h) Organizational and Offering Costs

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

For the Three Months Ended September 30, 2012 and September 30, 2011, and for the Nine Months Ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011, the Fund did not incur any such expenses.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Notes to Financial Statements
September 30, 2012 (unaudited) (continued)

(i) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2012 and September 30, 2011 and for the Nine Months Ended September 30, 2012 and for the Period from February 22, 2011 to September 30, 2011, the Fund did not incur any such expenses.

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

(a) Transaction Fees on Creation and Redemption Transactions

In connection with orders to create and redeem one or more Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $500 per order, of which $50 goes directly to the Custodian and $450 is paid to the Fund and is recorded as Other Income in the Statements of Operations. The AP Transaction Fees are paid by the Authorized Participants and not by the Fund. The Fund did not earn any AP transaction fees for the Three Months Ended September 30, 2012 and September 30, 2011, and $-0- and $900 for the Nine Months Ended September 30, 2012 and for the Period from February 22, 2011 to September 30, 2011, respectively.

(b) Share Transactions

There were no Share Transactions during the Three Months Ended September 30, 2012 and September 30, 2011.

There were no Share Transactions during the Nine Months Ended September 30, 2012.

Summary of Share Transactions for the Period from February 22, 2011 to September 30, 2011

	Shares	Paid in Capital
Shares Sold	200,000	$5,000,000
Shares Redeemed	(100,000)	(2,124,200)
Net Increase/(Decrease)	100,000	$2,875,800

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Notes to Financial Statements
September 30, 2012 (unaudited) (continued)

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

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Notes to Financial Statements
September 30, 2012 (unaudited) (continued)

(8) Indemnifications

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2012, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended September 30, 2012 and September 30, 2011 and for the Nine Months Ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011. The net investment income/(loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The net investment income/(loss) and expense ratios have been annualized. The total return is based on the change in net asset value or market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	Three Months Ended		Nine Months Ended	Period from February 22, 2011 to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Asset Value
Net asset value per Share, beginning of period	$ 10.86	$ 22.81	$ 11.82	$ 25.00
Net investment income/(loss)	(0.68)	(0.59)	(2.51)	(0.70)
Net realized and unrealized gain/(loss)	1.11	(11.32)	1.98	(13.40)
Net income/(loss)	0.43	(11.91)	(0.53)	(14.10)
Net asset value per Share, end of period	$ 11.29	$ 10.90	$ 11.29	$ 10.90
Market asset value per Share, end of period	$ 11.25(e)	$ 10.89	$ 11.25(e)	$ 10.89
Ratios to average Net Assets (a)
Expense ratio (b)	24.42%	14.40%	27.52%	5.41%
Expense ratio before waiver / reimbursement	24.42%	19.95%	27.52%	10.36%
Net investment income (loss)	(24.42)%	(14.40)%	(27.52)%	(5.32)%
Total Return, at net asset value (c)	3.96%	(52.21)%	(4.48)%	(56.40)%(d)
Total Return, at market value (c)	3.88%	(52.24)%	(5.54)%	(56.00)%(d)

a	Percentages are annualized.
b	For the period March 4, 2011 through July 17, 2011 fund expenses had been capped at 2% of average net assets. For the period July 18, 2011 through July 31, 2011 Fund expenses had been capped at 2.99% of average net assets. See Note 4(a).
c	Percentages are not annualized.
d	Net Asset Value (NAV) returns are calculated from when the Fund began investment operations (February 22, 2011), while returns based on Market Value are calculated from the date shares were initially listed and publicly available (February 24, 2011).
c	Represents the closing bid/ask mean as of September 30, 2012.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Notes to Financial Statements
September 30, 2012 (unaudited) (continued)

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

Overview of the Sub-Indexes

Sub-Indexes and Index Futures Contracts	Exchange[1] (Contract Symbol)	Base Date[2]	Sub-Index Base Weight (%)[3]	Contract Months
Long Sub-Index: S&P 500® Futures Excess Return Index Long Index Futures Contract: E-mini Standard and Poor’s 500 Stock Price IndexTM Futures	CME (ES)[4]	9.9.1997	100	March June
Short Sub-Index: S&P U.S. Treasury Bond Futures Excess Return Index Short Index Futures Contract: U.S. Treasury Bond Futures	CME (US)[5]	9.9.1997	100	September December

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

Substitute Futures and Financial Instruments

In the event the Fund reaches position limits imposed by the CFTC or a futures exchange with respect to an Index Futures Contract, the Managing Owner, may in its commercially reasonable judgment, cause the Fund to invest in Substitute Futures or Financial Instruments referencing the particular Index Futures Contract, or Financial Instruments not referencing the particular Index Futures Contract, if such instruments tend to exhibit trading prices or returns that correlate with the Index or any Index Futures Contract and will further the investment objective of the Fund. The term “Substitute Futures” refers to futures contracts other than the specific Index Futures Contracts that underlie the applicable Index that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. The term “Financial Instruments” refers to forward agreements and swaps that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. To the extent practicable, the Fund will invest in swaps cleared through the facilities of a centralized clearing house. The Fund may also invest in Substitute Futures or Financial Instruments if the market for a specific Index Futures Contract experiences emergencies (such as a natural disaster, terrorist attack or an act of God) or disruptions (such as a trading halt or flash crash) that prevent the Fund from obtaining the appropriate amount of investment exposure to the affected Index Futures Contract. For the Three Months Ended September 30, 2012 and September 30, 2011 and the Nine Months Ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011, the Fund had not invested in Financial Instruments (including forwards).

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

Performance Summary

This report covers the Three Months Ended September 30, 2012 and September 30, 2011 and the Nine Months ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011. The Fund commenced investment operations on February 22, 2011 and Fund Shares commenced trading on the NYSE Arca, Inc. (the “NYSE Arca”) on February 24, 2011 and trades under the symbol “FSE”.

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
S&P U.S. Treasury Bond Futures Excess Return Index
Short Index Futures Contract:
U.S. Treasury Bond Futures

*Legend: “CME” means the Chicago Mercantile Exchange, Inc., or its successor.

The section “Summary of S&P U.S. Equity Risk Premium Total Return Index and Sub-Index Returns for the Three Months Ended September 30, 2012 and September 30, 2011 and the Nine Months Ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011” below provides an overview of the changes in the closing levels of S&P U.S. Equity Risk Premium Total Return Index by disclosing the change in closing levels of the Index itself and each underlying Sub-Index plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track the Index and the Fund does not attempt to outperform or underperform the Index.

The following table highlights the results of the S&P U.S. Equity Risk Premium Total Return Index and its Sub-Indexes for the Three Months Ended September 30, 2012 and September 30, 2011 and the Nine Months Ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011.

Summary of S&P U.S. Equity Risk Premium Total Return Index and Sub-Index Returns

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Six Months Ended September 30, 2012	Period from February 22, 2011 to September 30, 2011
Index: S&P U.S. Equity Risk Premium Total Return Index	5.42%	(27.55)%	10.23%	(30.17)%
Long Sub-Index: S&P 500® Futures Excess Return Index	6.22%	(13.98)%	16.11%	(13.23)%
Short Sub-Index: S&P U.S. Treasury Bond Futures Excess Return Index	0.40%	17.00%	4.02%	21.92%
3-Month United States Treasury Obligations	0.0218%	0.019%	0.0483%	0.034%

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

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in accordance with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Fund’s application of these policies involves judgments and the use of estimates. Actual results may differ from the estimates used and such differences could be material. The Fund holds a significant portion of its assets in futures contracts and a money market fund, which are held at fair value. The Fund may also invest in Substitute Futures and Financial Instruments, as applicable.

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

A significant portion of the net asset value of the Fund is held in cash, which is used as margin for the Fund’s trading in futures contracts. Although the following percentages may vary substantially over time, as of September 30, 2012 and December 31, 2011, the Fund estimates that approximately 100% of the net asset value of the Fund has been placed in segregated accounts in the name of the Fund with the Commodity Broker in the form of cash to margin positions of all futures contracts combined. The percentage that 3-month U.S. Treasury bills and, if applicable, other high credit quality short-term fixed income securities bear to the shareholders’ capital of the Fund varies from day to day as the market values of the underlying portfolio of the Fund changes. Such funds are segregated pursuant to CFTC rules. “Initial” or “original” margin is the minimum amount of funds that must be deposited by a futures trader with his commodity broker in order to initiate futures trading or to maintain an open position in futures contracts. “Maintenance” margin is the amount (generally less than initial margin) to which a trader’s account may decline before he must deliver additional margin. Margin requirements are computed each day by the Commodity Broker. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the Commodity Broker. The Fund will meet a margin call by either liquidating an appropriate amount of 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities, as applicable, or satisfy the margin call with cash. If the Fund does not have a sufficient amount of cash or 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities to satisfy the margin call, the Fund will be required to liquidate its holdings in Index Futures Contracts. If the margin call is not met within a reasonable time, the broker may close out the Fund’s position.

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

Operating Activities

Net cash flow used in operating activities was $-0- and $2,876,800 for the Nine Months Ended September 30, 2012 and for the Period from February 22, 2011 to September 30, 2011, respectively. At September 30, 2012 and December 31, 2011 segregated cash held by the broker was $1,111,363 and $873,433, respectively, as reflected in the Statements of Financial Condition.

Financing Activities

The Fund’s net cash flow provided by financing activities was $-0- and $2,875,800 for the Nine Months Ended September 30, 2012 and for the Period from February 22, 2011 to September 30, 2011, respectively. Net cash flow for the period from February 22, 2011 to September 30, 2011 consisted of $5,000,000 from the sale of Shares to Authorized Participants and $2,124,200 paid on the redemption of Shares by Authorized Participants.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND THE PERIOD FROM FEBRUARY 22, 2011 TO SEPTEMBER 30, 2011

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

The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graphs “Comparison of Per Share FSE NAV to FSE market value for the Three Months Ended September 30, 2012 and September 30, 2011”, and “Comparison of Per Share FSE NAV to FSE market value for the Nine Months Ended September 30, 2012 and the Period from February 24, 2011 to September 30, 2011”) and (ii) the Fund’s NAV (as reflected by the graphs “Comparison of FSE NAV to benchmark index for the Three Months Ended September 30, 2012 and September 30, 2011” and “Comparison of FSE NAV to benchmark index for the Nine Months Ended September 30, 2012 and the Period from February 24, 2011 to September 30, 2011”).

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

THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

09/30/2012

09/30/2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of FSE and its NAV tracked closely for the Three Months Ended September 30, 2012 and September 30, 2011. The NAV for FSE is calculated daily at 3:00 p.m. Eastern Time in conjunction with the close of the U.S. Treasury Bond Futures on the CME futures exchange. The FSE shares continue to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF PER SHARE FSE NAV TO FSE MARKET VALUE FOR

THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND

THE PERIOD FEBRUARY 24, 2011 TO SEPTEMBER 30, 2011

09/30/2012

09/30/2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of FSE and its NAV tracked closely for the Nine Months Ended September 30, 2012 and the Period from February 24, 2011 to September 30, 2011. The NAV for FSE is calculated daily at 3:00 PM Eastern Time in conjunction with the close of the U.S. Treasury Bond Futures on the CME futures exchange. The FSE shares continue to trade on the NYSE Arca exchange until 4:00 PM Eastern Time.

COMPARISON OF FSE NAV TO BENCHMARK INDEX FOR

THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

09/30/2012

09/30/2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graphs above compare the 2X leveraged return of FSE with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the Three Months Ended September 30, 2012 and September 30, 2011. The Index returns incorporates the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 contracts while the NAV price for FSE reflects the E-mini S&P 500 contracts as of the close of the U.S. Treasury Bond Futures market at 3:00 p.m. eastern time. The difference in the NAV calculation time and the Index calculation time of the E-mini S&P 500 stock price index futures contract, plus Fund expenses, often results in the appearance of a premium or discount. The difference is related to the combination of the market prices after the CME contract close, the 2X multiple of FSE’s NAV and the cumulative impact on NAV of Fund expenses.

* both lines in each graph are shown with a starting base value of 100 for comparison purposes.

COMPARISON OF FSE NAV TO BENCHMARK INDEX FOR

THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND

THE PERIOD FEBRUARY 24, 2011 TO SEPTEMBER 30, 2011

09/30/2012

09/30/2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legend below.

The graphs above compare the 2X leveraged return of FSE with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the Nine Months Ended September 30, 2012 and the Period February 24, 2011 to September 30, 2011. The Index returns incorporates the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 contracts while the NAV price for FSE reflects the E-mini S&P 500 contracts as of the close of the U.S. Treasury Bond Futures contract at 3:00 PM eastern time. The difference in the NAV calculation time and the Index calculation time of the E-mini S&P 500 stock price index futures contract, plus Fund expenses, often results in the appearance of a premium or discount. The difference is related to the combination of the market prices after the CME contract close, the 2X multiple of FSE’s NAV and the cumulative impact on NAV of Fund expenses.

* both lines in each graph are shown with a starting base value of 100 for comparison purposes.

Additional Legend

S&P U.S. Equity Risk Premium Total Return Index is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

The graphs above compare the 2X leverage return of FSE with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the Three Months Ended September 30, 2012 and September 30, 2011 and the Nine Months Ended September 30, 2012 and the Period from February 24, 2011 (date of initial trading of Fund Shares) to September 30, 2011. Both lines in the graphs above are shown with a starting base value of 100 to permit comparison of the Fund’s NAV to its benchmark index. Subject to the following paragraphs, the Index returns incorporate the closing price of the E-mini S&P 500 Stock Price Index Futures contracts as of their 4:15 p.m. Eastern time closing price while the daily NAV calculation for the Fund reflects the last reported price of these futures contracts before the 3:00 PM (Eastern time) close of trading in the U.S. Treasury Bond Futures contracts. The difference in the futures contract price of the E-mini S&P 500 Stock Price Index Futures contracts between the 3:00 PM (Eastern time) NAV calculation time of the Fund, and the actual 4:15 p.m. (Eastern time) closing price of the E-mini S&P 500 Stock Price Futures contracts, plus Fund expenses, often results in the appearance of a premium or a discount between the two values. The difference is actually related to the combination of the change in market prices of the E-mini S&P 500 Stock Price Index Futures contracts after the 3:00 p.m. (Eastern time) Fund NAV calculation, the 2X multiple of FSE’s NAV and the cumulative impact on NAV of fund expenses.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Fund Share Price Performance

During the Three Months Ended September 30, 2012, the NYSE Arca market value of each Share increased 9.14% from $10.83 per Share, representing the closing price as of June 30, 2012, to $11.82 per Share, representing the closing price as of September 30, 2012. The Share price high and low for the Three Months Ended September 30, 2012 and related change from the closing Share price as of June 30, 2012 were as follows: Shares traded from a high of $12.69 per Share (+17.17%) on September 14, 2012 to a low of $9.78 per Share (-9.70%) on July 23, 2012.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2012, the net asset value of each Share increased 3.69% from $10.83 per Share to $11.23 per Share (NAV calculation methodology as described in the notes to the financial statements). For the Three Months Ended September 30, 2012, gains in the E-mini S&P 500 Index Futures Contracts more than offset losses in the U.S. Treasury Bond Contracts and Fund expenses resulting in the overall increase in the NAV per Share during the Three Months Ended September 30, 2012.

Net income for the Three Months Ended September 30, 2012, was $43,197, resulting from net realized gains on futures contracts of $198,430, net unrealized losses on futures contracts of $87,661 and the net operating loss of $67,572.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Fund Share Price Performance

During the Three Months Ended September 30, 2011, the NYSE Arca market value of each Share decreased 52.24% from $22.80 per Share, representing the closing price on June 30, 2011, to $10.89 per Share, representing the closing price on September 30, 2011. The Share price high and low for the Three Months Ended September 30, 2011 and related change from the closing Share price on June 30, 2011 were as follows: Shares traded from a high of $23.55 per Share (+3.29%) on July 1, 2011 to a low of $10.24 per Share (-55.09%) on September 22, 2011.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2011, the net asset value of each Share decreased 51.12% from $22.75 per Share to $11.12 per Share (NAV calculation methodology). For the Three Months Ended September 30, 2011, losses in the U.S. Treasury Bond Contract, in the E-mini S&P 500 Index Futures Contract and Fund expenses resulted in the overall decrease in the NAV per Share during the Three Months Ended September 30, 2011.

Net loss for the Three Months Ended September 30, 2011, was $1,192,007, resulting from net realized losses on futures contracts of $798,486, net unrealized losses on futures contracts of $333,722 and the net operating loss of $59,799.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Fund Share Price Performance

During the Nine Months Ended September 30, 2012, the NYSE Arca market value of each Share decreased 0.76% from $11.91 per Share, representing the closing price on December 31, 2011, to $11.82 per Share, representing the closing price on September 30, 2012. The Share price high and low for the Nine Months Ended September 30, 2012 and related change from the closing price as of December 31, 2011 were as follows: Shares traded from a high of $16.53 per Share (+38.79%) on March 21, 2012 to a low of $9.38 per Share (-21.24%) on June 1, 2012.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2012, the net asset value of each Share decreased 5.39% from $11.87 per Share to $11.23 per Share (NAV calculation methodology). For the Nine Months Ended September 30, 2012, losses in the U.S. Treasury Bond Contracts and Fund expenses more than offset gains in the E-mini S&P 500 Index Futures Contracts resulting in an overall decrease in the NAV per Share during the Nine Months Ended September 30, 2012.

Net loss for the Nine Month Period Ended September 30, 2012 was $53,090, resulting from net realized gains on futures contracts of $238,781, net unrealized losses on futures contracts of $40,892 and the net operating loss of $250,979.

FOR THE PERIOD FROM FEBRUARY 22, 2011 TO SEPTEMBER 30, 2011

Fund Share Price Performance

During the period from February 24, 2011 (commencement of Shares trading on the NYSE Arca) to September 30, 2011, the NYSE Arca market value of each Share decreased 56.00% from $24.75 per Share, representing the initial trade on February 24, 2011, to $10.89 per Share, representing the closing price on September 30, 2011. The Share price high and low for the period from February 24, 2011 (commencement of Shares trading on the NYSE Arca) to September 30, 2011 and related change from the initial Share price on February 24, 2011 were as follows: Shares traded from a high of $25.94 per Share (+4.81%) on April 11, 2011 to a low of $10.24 per Share (-58.63%) on September 22, 2011.

Fund Share Net Asset Performance

For the period from February 22, 2011 (commencement of investment operations) to September 30, 2011, the net asset value of each Share decreased 55.52% from $25.00 per Share to $11.12 per Share (NAV calculation methodology). For the period February 22, 2011 to September 30, 2011, losses in the E-mini S&P 500 Index Futures Contract, U.S. Treasury Bond Contract and Fund expenses resulted in the overall decrease in the NAV per Share during the period from February 22, 2011 to September 30, 2011.

Net loss for the period from February 22, 2011 to September 30, 2011, was $1,786,546, resulting from net realized losses on futures contracts of $1,516,584, net unrealized losses on futures contracts of $162,064 and the net operating loss of $107,898.

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

For the Three Months Ended September 30, 2012 and September 30, 2011, there were no Shares created or redeemed. On September 30, 2012, 100,040 Shares of the Fund were outstanding for a market capitalization of $1,125,450.

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

FactorShares 2X: S&P500 Bull/TBond Bear

	By:	Factor Capital Management, LLC, its Managing Owner

	By:	/s/ Samuel Masucci III
		Name:	Samuel Masucci III
		Title:	Principal Executive Officer

	By:	/s/ Mary Byra
		Name:	Mary Byra
Dated: November 14, 2012		Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2
31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1