Form 10-Q
period 2013-06-30
FactorShares 2X: S&P500 Bull/TBond Bear
filed 2013-08-14
CIK 1482875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of outstanding Shares as of August 1, 2013: 100,040 Shares.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

  FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Statements of Financial Condition
June 30, 2013 and December 31, 2012

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Short-term investments, at fair value (cost $14,961 and $31,676, respectively)	$14,961	$31,676
Segregated cash held by broker	1,177,805	1,024,437
Receivable on open futures contracts	77,532	37,978
Prepaid expenses	6,553	1,950
Prepaid expenses to related party	37,808	-
Due from related parties	-	4,496
Total assets	$1,314,659	$1,100,537

Liabilities and shareholders’ capital
Payable on open futures contracts	$33,861	$-
Due to related parties	2,295	650
Accrued liabilities	47,194	71,269
Total liabilities	83,350	71,919

Shareholders’ capital
Paid-in-capital	$2,876,800	$2,876,800
Accumulated earnings/(deficit)	(1,645,491)	(1,848,182)
Total shareholders’ capital	1,231,309	1,028,618

Total liabilities and shareholders’ capital	$1,314,659	$1,100,537
Shares outstanding	100,040	100,040
Net asset value per share	$12.31	$10.28
Market value per share	$12.44	$10.45

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Schedule of Investments
June 30, 2013 (unaudited)

DESCRIPTION	Principal Amount	Fair Value
Short-Term Investments (1.22% of shareholders’ capital)
Money Market Funds (1.22% of shareholders’ capital)
JP Morgan 100% U.S. Treasury Securities Money Market Fund Capital	$ 14,961	$ 14,961
Total Short-Term Investments
(Cost $14,961)		$ 14,961

DESCRIPTION	Number of Contracts	Fair Value at Trade Date	Fair Value at June 30, 2013	Unrealized Appreciation/ (Depreciation)
U.S. Futures
Futures Contracts Purchased
S&P 500 E Mini Index Futures, SEP13	31	$2,512,776	$2,478,915	$ (33,861)
Futures Contracts Sold
30 Year U.S. Treasury Bond Futures, SEP13	18	$2,522,719	$2,445,187	$ 77,532

				$ 43,671

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Schedule of Investments
December 31, 2012

DESCRIPTION	Principal Amount	Fair Value
Short-Term Investments (3.08% of shareholders’ capital)
Money Market Funds (3.08% of shareholders’ capital)
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

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Statements of Operations
For the Three Months Ended June 30, 2013 and 2012 and Six Months Ended June 30, 2013 and 2012 (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Investment Income
Interest Income	$ -	$ -	$ -	$ -
Total Investment Income	-	-	-	-
Expenses
Management fee	2,196	2,221	4,359	4,765
Brokerage commission and fees	247	286	514	604
Audit fees	17,372	24,316	32,235	44,327
Legal fees	19,019	7,978	22,148	27,213
Tax Return preparation fees	18,692	21,479	37,192	28,827
Administrative/Accounting/Custodian fees	20,469	16,558	40,494	29,991
Listing and Calculation Agent fees	2,762	2,760	5,438	5,565
Printing and Postage	7,014	13,811	11,193	17,542
Distribution fees	6,629	2,907	13,300	5,614
Insurance	5,130	3,935	9,910	8,307
PFO Support Services	9,034	4,600	17,454	6,000
Transfer agent fees	1,101	1,138	2,180	2,175
CCO Fees	4,052	-	7,990	-
Other Expenses	1,369	1,225	2,478	2,477
Total Expenses	115,086	103,214	206,885	183,407
Net Investment Income (Loss)	(115,086)	(103,214)	(206,885)	(183,407)

Net Realized and Unrealized Gain (Loss) on Investment Activity
Net Realized Gain (Loss)
Futures Contracts	154,276	(217,669)	403,883	40,351
Change in Unrealized Gain (Loss)
Futures Contracts	19,983	(100,083)	5,693	46,769
Net realized and unrealized gain (loss)	174,259	(317,752)	409,576	87,120
Net Income (Loss)	$ 59,173	$ (420,966)	$ 202,691	$ (96,287)

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR

Statements of Changes in Shareholders’ Capital
For the Three Months Ended June 30, 2013 and June 30, 2012 (unaudited)

	Three Months Ended
	June 30, 2013	June 30, 2012

Shareholders’ Capital at beginning of period	$ 1,172,136	$ 1,507,403
Increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	-
Net increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	-

Increase/(decrease) in Shareholders’ Capital from operations
Net investment income/(loss)	(115,086)	(103,214)
Net realized gain/(loss)	154,276	(217,669)
Change in net unrealized appreciation/(depreciation)	19,983	(100,083)
Increase/(decrease) in Shareholders’ Capital from operations	59,173	(420,966)
Shareholders’ Capital at end of period	$ 1,231,309	$ 1,086,437

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR

Statements of Changes in Shareholders’ Capital
For the Six Months Ended June 30, 2013 and June 30, 2012 (unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012

Shareholders’ Capital at beginning of period	$ 1,028,618	$ 1,182,724
Increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	-
Net increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	-

Increase/(decrease) in Shareholders’ Capital from operations
Net investment income/(loss)	(206,885)	(183,407)
Net realized gain/(loss)	403,883	40,351
Change in net unrealized appreciation/(depreciation)	5,693	46,769
Increase/(decrease) in Shareholders’ Capital from operations	202,691	(96,287)
Shareholders’ Capital at end of period	$ 1,231,309	$ 1,086,437

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR

Statements of Cash Flows
For the Six Months Ended June 30, 2013 and June 30, 2012 (unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows used in operating activities:
Net income/(loss)	$ 202,691	$ (96,287)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Increase in segregated cash balances for futures agreements	(153,368)	(39,748)
Increase in prepaid expenses	(4,603)	(9,443)
Increase in prepaid expenses to related party	(37,808)	-
Net sale of investments	16,715	225,227
Increase in receivable on open futures contracts	(39,554)	(21,207)
Increase/(Decrease) in payable on open futures contracts	33,861	(25,562)
Increase/(Decrease) in due to related parties	1,645	(6,197)
Decrease in due from related parties	4,496	-
Decrease in accrued liabilities	(24,075)	(26,783)
Net cash used in operating activities	-	-

Cash flows provided by financing activities:	-	-
Net increase in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$ -	$ -

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR

Notes to Financial Statements

June 30, 2013 (unaudited)

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

The Fund commenced investment operations on February 22, 2011. The Fund Shares trade on the NYSE Arca, Inc. (the “NYSE Arca”) under the symbol “FSE”.

This report covers the three months ended June 30, 2013 and June 30, 2012 and the six months ended June 30, 2013 and June 30, 2012 (hereinafter referred to as the “Three Months Ended June 30, 2013 and June 30, 2012” and “Six Months Ended June 30, 2013 and June 30, 2012”).

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

June 30, 2013 (unaudited) (continued)

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

The accompanying financial statements are unaudited, but in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial statements have been made. Interim period results are not necessarily indicative of results for a full year period.

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

June 30, 2013 (unaudited) (continued)

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

(f)       Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the Six Months Ended June 30, 2013 was at 3:00 p.m. Eastern Time.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 3:00 p.m. Eastern Time represents the final opportunity to transact in creation or redemption units for the Six Months Ended June 30, 2013.

Fair value per share is determined at the close of the New York Stock Exchange and may be later than when the Fund’s NAV per share is calculated.

For financial reporting purposes, the Fund values transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at June 30, 2013 and December 31, 2012.

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

June 30, 2013 (unaudited) (continued)

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

The following tables summarize the valuation of investments at June 30, 2013 and December 31, 2012 using the fair value hierarchy:

June 30, 2013

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	-	$14,961	$43,671 a	$58,632
Total	-	$14,961	$ 43,671	$58,632

a – Includes $77,532 in Receivable on open futures contracts and $33,861 in Payable on open future contracts in the Statements of Financial Condition.

December 31, 2012

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	-	$31,676a	$37,978 b	$69,654
Total	-	$31,676	$37,978	$69,654

a – Included in Short-term investments in the Statements of Financial Condition.

b – Includes $37,978 in Receivable on open futures contracts and in the Statements of Financial Condition.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR

Notes to Financial Statements

June 30, 2013 (unaudited) (continued)

There were no Level II or Level III type holdings at June 30, 2013 and December 31, 2012 and during the Six Months Ended June 30, 2013 and the Year Ended December 31, 2012.

During the Six Months Ended June 30, 2013 and the Year ended December 31, 2012, there were no significant transfers between Level I and Level II.

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

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR

Notes to Financial Statements

June 30, 2013 (unaudited) (continued)

All open derivative positions at June 30, 2013 and December 31, 2012 for the Fund are disclosed in the Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions relative to shareholder’s capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

Fair Value of Derivative Instruments

As of June 30, 2013

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Equity Risk	-	-	Payable on open futures contracts	$ (33,861)*
Interest Rate Risk	Receivable on open futures contracts	$ 77,532*	-	-

*Represents cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments.

Fair Value of Derivative Instruments

As of December 31, 2012

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Equity Risk	Receivable on open futures contracts	$ 10,400*	-	-
Interest Rate Risk	Receivable on open futures contracts	$ 27,578*	-	-

*Represents cumulative appreciation of futures contracts as reported in the Schedules of Investments.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR

Notes to Financial Statements

June 30, 2013 (unaudited) (continued)

The Effect of Derivative Instruments on the Statement of Operations

For the Three Months Ended June 30, 2013

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$118,750	$(71,211)
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$35,526	$91,194

The futures contracts open at June 30, 2013 are indicative of the activity for the Three Months Ended June 30, 2013.

The Effect of Derivative Instruments on the Statement of Operations

For the Three Months Ended June 30, 2012

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(84,880)	$(23,881)
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(132,789)	$(76,202)

The futures contracts open at June 30, 2012 are indicative of the activity for the Three Months Ended June 30, 2012.

The Effect of Derivative Instruments on the Statement of Operations

For the Six Months Ended June 30, 2013

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$311,867	$(44,261)
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$92,016	$49,954

The futures contracts open at June 30, 2013 are indicative of the activity for the Six Months Ended June 30, 2013.

The Effect of Derivative Instruments on the Statement of Operations

For the Six Months Ended June 30, 2012

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$177,145	$21,207
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(136,794)	$25,562

The futures contracts open at June 30, 2012 are indicative of the activity for the Six Months Ended June 30, 2012.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR

Notes to Financial Statements

June 30, 2013 (unaudited) (continued)

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

The Distributor is paid an annual fee of $5,000 by the Fund and a monthly fee of up to 0.025% per annum of the Fund’s average monthly net asset value subject to a $1,800 monthly minimum. The distribution fees amounted to $6,629 and $2,907 for the Three Months Ended June 30, 2013 and June 30, 2012, respectively, and $13,300 and $5,614 for the Six Months Ended June 30, 2013 and June 30, 2012, respectively, as disclosed in the Statements of Operations.

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

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR

Notes to Financial Statements

June 30, 2013 (unaudited) (continued)

The brokerage commission and fees amounted to $247 and $286 for the Three Months Ended June 30, 2013 and June 30, 2012, respectively, and $514 and $604 for the Six Months Ended June 30, 2013 and June 30, 2012, respectively, as disclosed in the Statements of Operations.

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

For tax service provider services, ESP is paid an annual fee of $75,000 for 2013 and $50,000 for 2012 by the Fund. The tax return preparation fees amounted to $18,692 and $21,479 for the Three Months Ended June 30, 2013 and June 30, 2012, respectively, and $37,192 and $28,827 for the Six Months Ended June 30, 2013 and June 30, 2012, respectively, as disclosed in the Statements of Operations.

For PFO support services, ESP is paid an annual fee of $35,000 by the Fund. The PFO support services fees amounted to $9,034 and $4,600 for the Three Months Ended June 30, 2013 and June 30, 2012, respectively, and $17,454 and $6,000 for the Six Months Ended June 30, 2013 and June 30, 2012, respectively. The PFO support services fees for the Three Months Ended June 30, 2012 and the Six Months Ended June 30, 2012 were paid to an unaffiliated third party service provider.

The CCO service fees amounted to $4,052 and $-0- for the Three Months Ended June 30, 2013 and June 30, 2012, respectively, and $7,990 and $-0- for the Six Months Ended June 30, 2013 and June 30, 2012, respectively.

At June 30, 2013, the Fund has paid $75,000 to ESP for 2013 service fees payable for tax services. Of this amount, $37,808 is included in the Statement of Financial Condition as Prepaid Expense to Related Party at June 30, 2013. This amount is being amortized and charged to operations ratably throughout the year ending December 31, 2013.

(f)       The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Managing Owner has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Managing Owner or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner. The trustee fees amounted to $625 and $620 for the Three Months Ended June 30, 2013 and June 30, 2012, respectively, and $1,250 and $1,247 for the Six Months Ended June 30, 2013 and June 30, 2012, respectively, and are included in Other Expenses in the Statements of Operations.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR

Notes to Financial Statements

June 30, 2013 (unaudited) (continued)

(g)        Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Fund pays all of the routine offering, operational, administrative and other ordinary expenses, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. The routine offering, operational, administrative and other ordinary expenses amounted to $115,086 and $103,214 for the Three Months Ended June 30, 2013 and June 30, 2012, respectively, and $206,885 and $183,407 for the Six Months Ended June 30, 2013 and June 30, 2012, respectively.

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

For the Three Months Ended June 30, 2013 and June 30, 2012, and for the Six Months Ended June 30, 2013 and June 30, 2012, the Fund did not incur any such expenses.

(i)        Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2013 and June 30, 2012, and for the Six Months Ended June 30, 2013 and June 30, 2012, the Fund did not incur any such expenses.

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

(a)        Transaction Fees on Creation and Redemption Transactions

In connection with orders to create and redeem one or more Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $500 per order, of which $50 goes directly to the Custodian and $450 is paid to the Fund and is recorded as Other Income in the Statements of Operations. The AP Transaction Fees are paid by the Authorized Participants and not by the Fund. The Fund did not earn any AP transaction fees for the Three Months Ended June 30, 2013 and June 30, 2012, and for the Six Months Ended June 30, 2013 and June 30, 2012.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR

Notes to Financial Statements

June 30, 2013 (unaudited) (continued)

(b)        Share Transactions

There were no Share Transactions during the Three Months Ended June 30, 2013 and June 30, 2012 and during the Six Months Ended June 30, 2013 and June 30, 2012.

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

(c)        Leverage Risk

Leverage offers a means of magnifying market movements into larger changes in an investment’s value and provides greater investment exposure than an unleveraged investment. Futures contracts are used to create leverage. The Fund employs leveraged investment techniques to achieve its investment objective.

(d)        Liquidity Risk

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

June 30, 2013 (unaudited) (continued)

(8)	Indemnifications

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2013, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9)	Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended June 30, 2013 and June 30, 2012 and for the Six Months Ended June 30, 2013 and June 30, 2012. The net investment income/(loss) and expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The total return is based on the change in net asset value or market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Asset Value
Net asset value per Share, beginning of period	$ 11.72	$ 15.07	$ 10.28	$ 11.82
Net investment income/(loss)	(1.15)	(1.03)	(2.07)	(1.83)
Net realized and unrealized gain/(loss)	1.74	(3.18)	4.10	0.87
Net income/(loss)	0.59	(4.21)	2.03	(0.96)
Net asset value per Share, end of period	$ 12.31	$ 10.86	$ 12.31	$ 10.86
Market asset value per Share, end of period	$ 12.44	$ 10.83	$ 12.44	$ 10.83
Ratios to average Net Assets (a)
Expense ratio	39.30%	34.85%	35.59%	28.87%
Net investment income (loss)	(39.30)%	(34.85)%	(35.59)%	(28.87)%
Total Return, at net asset value (b)	5.03%	(27.94)%	19.75%	(8.12)%
Total Return, at market value (b)	5.07%	(28.28)%	19.04%	(9.07)%

a	Percentages are annualized.
b	Percentages are not annualized.

(11)	New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offering Assets and Liabilities.” ASU 2013-01 states the intended scope of disclosures required by ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” apply to derivatives and hedging transactions. This pronouncement was effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance did not have an effect on the Fund’s financial condition, results of operations, or cash flows.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR

Notes to Financial Statements

June 30, 2013 (unaudited) (continued)

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

Substitute Futures and Financial Instruments

In the event the Fund reaches position limits imposed by the CFTC or a futures exchange with respect to an Index Futures Contract, the Managing Owner, may in its commercially reasonable judgment, cause the Fund to invest in Substitute Futures or Financial Instruments referencing the particular Index Futures Contract, or Financial Instruments not referencing the particular Index Futures Contract, if such instruments tend to exhibit trading prices or returns that correlate with the Index or any Index Futures Contract and will further the investment objective of the Fund. The term “Substitute Futures” refers to futures contracts other than the specific Index Futures Contracts that underlie the applicable Index that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. The term “Financial Instruments” refers to forward agreements and swaps that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. To the extent practicable, the Fund will invest in swaps cleared through the facilities of a centralized clearing house. The Fund may also invest in Substitute Futures or Financial Instruments if the market for a specific Index Futures Contract experiences emergencies (such as a natural disaster, terrorist attack or an act of God) or disruptions (such as a trading halt or flash crash) that prevent the Fund from obtaining the appropriate amount of investment exposure to the affected Index Futures Contract. For the Three Months Ended June 30, 2013 and June 30, 2012 and the Six Months Ended June 30, 2013 and June 30, 2012, the Fund had not invested in Financial Instruments (including forwards).

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

Performance Summary

This report covers the Three Months Ended June 30, 2013 and June 30, 2012 and the Six Months Ended June 30, 2013 and June 30, 2012. The Fund trades on the NYSE Arca, Inc. (the “NYSE Arca”) under the symbol “FSE”.

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
S&P U.S. Treasury Bond Futures Excess Return Index
Short Index Futures Contract:
U.S. Treasury Bond Futures

*Legend: “CME” means the Chicago Mercantile Exchange, Inc., or its successor.

The section “Summary of S&P U.S. Equity Risk Premium Total Return Index and Sub-Index Returns for the Three Months Ended June 30, 2013 and June 30, 2012 and the Six Months Ended June 30, 2013 and June 30, 2012” below provides an overview of the changes in the closing levels of S&P U.S. Equity Risk Premium Total Return Index by disclosing the change in closing levels of the Index itself and each underlying Sub-Index plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track the Index and the Fund does not attempt to outperform or underperform the Index.

The following table highlights the results of the S&P U.S. Equity Risk Premium Total Return Index and its Sub-Indexes for the Three Months Ended June 30, 2013 and June 30, 2012 and the Six Months Ended June 30, 2013 and June 30, 2012.

Summary of S&P U.S. Equity Risk Premium Total Return Index and
Sub-Index Returns

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Index: S&P U.S. Equity Risk Premium Total Return Index	8.21%	(10.34)%	20.52%	14.06%
Long Sub-Index: S&P 500® Futures Excess Return Index	2.69%	(2.84)%	13.38%	7.63%
Short Sub-Index: S&P U.S. Treasury Bond Futures Excess Return Index	(5.32)%	7.83%	(6.30)%	4.85%
3-Month United States Treasury Obligations	0.017%	0.019%	0.033%	0.026%

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

A significant portion of the net asset value of the Fund is held in cash, which is used as margin for the Fund’s trading in futures contracts. Although the following percentages may vary substantially over time, as of June 30, 2013 and December 31, 2012, the Fund estimates that approximately 100% of the net asset value of the Fund has been placed in segregated accounts in the name of the Fund with the Commodity Broker in the form of cash to margin positions of all futures contracts combined. The percentage that 3-month U.S. Treasury bills and, if applicable, other high credit quality short-term fixed income securities bear to the shareholders’ capital of the Fund varies from day to day as the market values of the underlying portfolio of the Fund changes. Such funds are segregated pursuant to CFTC rules. “Initial” or “original” margin is the minimum amount of funds that must be deposited by a futures trader with his commodity broker in order to initiate futures trading or to maintain an open position in futures contracts. “Maintenance” margin is the amount (generally less than initial margin) to which a trader’s account may decline before he must deliver additional margin. Margin requirements are computed each day by the Commodity Broker. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the Commodity Broker. The Fund will meet a margin call by either liquidating an appropriate amount of 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities, as applicable, or satisfy the margin call with cash. If the Fund does not have a sufficient amount of cash or 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities to satisfy the margin call, the Fund will be required to liquidate its holdings in Index Futures Contracts. If the margin call is not met within a reasonable time, the broker may close out the Fund’s position.

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

Operating Activities

Net cash flow used in operating activities was $-0- and $-0- for the Six Months Ended June 30, 2013 and June 30, 2012, respectively. At June 30, 2013 and December 31, 2012 segregated cash held by the broker was $1,177,805 and $1,024,437, respectively, as reflected in the Statements of Financial Condition.

Financing Activities

The Fund’s net cash flow provided by financing activities was $-0- and $-0- for the Six Months Ended June 30, 2013 and June 30, 2012, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012 AND THE SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

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

The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graphs “Comparison of Per Share FSE NAV to FSE market value for the Three Months Ended June 30, 2013 and June 30, 2012”, and “Comparison of Per Share FSE NAV to FSE market value for the Six Months Ended June 30, 2013 and June 30, 2012” and (ii) the Fund’s NAV (as reflected by the graphs “Comparison of FSE NAV to benchmark index for the Three Months Ended June 30, 2013 and June 30, 2012” and “Comparison of FSE NAV to benchmark index for the Six Months Ended June 30, 2013 and June 30, 2012”).

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

COMPARISON OF PER SHARE FSE NAV TO FSE MARKET VALUE FOR

THE THREE MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

06/30/2013

$16.00
$15.00
$14.00
$13.00
$12.00
$11.00
$10.00
$9.00
$8.00
03/30
04/03
04/05
04/10
04/12
04/17
04/19
04/23
04/25
04/27
05/01
05/03
05/07
05/09
05/11
05/15
05/17
05/21
05/23
05/25
05/30
06/01
06/05
06/07
06/11
06/13
06/15
06/19
06/21
06/25
06/27
06/29
FSE Closing Price
FSE NAV

06/30/2012

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of FSE and its NAV tracked closely for the Three Months Ended June 30, 2013 and June 30, 2012. The NAV for FSE is calculated daily at 3:00 p.m. Eastern Time in conjunction with the close of the U.S. Treasury Bond Futures on the CME futures exchange. The FSE shares continue to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF PER SHARE FSE NAV TO FSE MARKET VALUE FOR

THE SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

06/30/2013

$17.00
$16.00
$15.00
$14.00
$13.00
$12.00
$11.00
$10.00
$9.00
$8.00
12/30
01/06
01/12
01/19
01/25
01/31
02/06
02/10
02/16
02/23
02/29
03/06
03/12
03/16
03/22
03/28
04/03
04/10
04/17
04/23
04/27
05/03
05/09
05/15
05/21
05/25
06/01
06/07
06/13
06/19
06/25
06/29
FSE Closing Price
FSE NAV

06/30/2012

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of FSE and its NAV tracked closely for the Six Months Ended June 30, 2013 and June 30, 2012. The NAV for FSE is calculated daily at 3:00 p.m. Eastern Time in conjunction with the close of the U.S. Treasury Bond Futures on the CME futures exchange. The FSE shares continue to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF FSE NAV TO BENCHMARK INDEX FOR

THE THREE MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

06/30/2013

110.00
100.00
90.00
80.00
70.00
60.00
50.00
40.00
03/30
04/03
04/05
04/10
04/12
04/17
04/19
04/23
04/25
04/27
05/01
05/03
05/07
05/09
05/11
05/15
05/17
05/21
05/23
05/25
05/30
06/01
06/05
06/07
06/11
06/13
06/15
06/19
06/21
06/25
06/27
06/29
FSE NAV (rebased)
S&P U.S. Equity Risk Premium TR Index (rebased)

06/30/2012

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graphs above compare the 2X leveraged return of FSE with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the Three Months Ended June 30, 2013 and June 30, 2012. The Index returns incorporates the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 contracts while the NAV price for FSE reflects the E-mini S&P 500 contracts as of the close of the U.S. Treasury Bond Futures market at 3:00 p.m. eastern time. The difference in the NAV calculation time and the Index calculation time of the E-mini S&P 500 stock price index futures contract, plus Fund expenses, often results in the appearance of a premium or discount. The difference is related to the combination of the market prices after the CME contract close, the 2X multiple of FSE’s NAV and the cumulative impact on NAV of fund expenses.

* both lines in each graph are shown with a starting base value of 100 for comparison purposes.

 COMPARISON OF FSE NAV TO BENCHMARK INDEX FOR

THE SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

06/30/2013

140.00
130.00
120.00
110.00
100.00
90.00
80.00
70.00
60.00
50.00
40.00
12/30
01/06
01/12
01/19
01/25
01/31
02/06
02/10
02/16
02/23
02/29
03/06
03/12
03/16
03/22
03/28
04/03
04/10
04/17
04/23
04/27
05/03
05/09
05/15
05/21
05/25
06/01
06/07
06/13
06/19
06/25
06/29
FSE NAV (rebased)
S&P U.S. Equity Risk Premium TR Index (rebased)

06/30/2012

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graphs above compare the 2X leveraged return of FSE with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the Six Months Ended June 30, 2013 and June 30, 2012. The Index returns incorporates the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 contracts while the NAV price for FSE reflects the E-mini S&P 500 contracts as of the close of the U.S. Treasury Bond Futures market at 3:00 p.m. eastern time. The difference in the NAV calculation time and the Index calculation time of the E-mini S&P 500 stock price index futures contract, plus Fund expenses, often results in the appearance of a premium or discount. The difference is related to the combination of the market prices after the CME contract close, the 2X multiple of FSE’s NAV and the cumulative impact on NAV of fund expenses.

* both lines in each graph are shown with a starting base value of 100 for comparison purposes.

Additional Legend

S&P U.S. Equity Risk Premium Total Return Index is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

The graphs above compare the 2X leverage return of FSE with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the Three Months Ended June 30, 2013 and June 30, 2012 and the Six Months Ended June 30, 2013 and June 30, 2012. Both lines in the graphs above are shown with a starting base value of 100 to permit comparison of the Fund’s NAV to its benchmark index. Subject to the following paragraphs, the Index returns incorporate the closing price of the E-mini S&P 500 Stock Price Index Futures contracts as of their 4:15 p.m. Eastern time closing price while the daily NAV calculation for the Fund reflects the last reported price of these futures contracts before the 3:00 PM (Eastern time) close of trading in the U.S. Treasury Bond Futures contracts. The difference in the futures contract price of the E-mini S&P 500 Stock Price Index Futures contracts between the 3:00 PM (Eastern time) NAV calculation time of the Fund, and the actual 4:15 p.m. (Eastern time) closing price of the E-mini S&P 500 Stock Price Futures contracts, plus Fund expenses, often results in the appearance of a premium or a discount between the two values. The difference is actually related to the combination of the change in market prices of the E-mini S&P 500 Stock Price Index Futures contracts after the 3:00 p.m. (Eastern time) Fund NAV calculation, the 2X multiple of FSE’s NAV and the cumulative impact on NAV of Fund expenses.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2013

Fund Share Price Performance

During the Three Months Ended June 30, 2013, the NYSE Arca market value of each Share increased 5.07% from $11.84 per Share, representing the closing price as of March 31, 2013, to $12.44 per Share, representing the closing price as of June 30, 2013. The Share price high and low for the Three Months Ended June 30, 2013 and related change from the closing Share price as of March 31, 2013 were as follows: Shares traded from a high of $12.91 per Share (+9.04%) on May 28, 2013 to a low of $10.46 per Share (-11.66%) on April 18, 2013.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2013, the net asset value of each Share increased 5.52% from $11.77 per Share to $12.42 per Share (NAV calculation methodology as described in the notes to the financial statements). For the Three Months Ended June 30, 2013, gains in the E-mini S&P 500 Index Futures Contracts and in the U.S. Treasury Bond Contracts more than offset Fund expenses resulting in the overall increase in the NAV per Share during the Three Months Ended June 30, 2013.

Net income for the Three Months Ended June 30, 2013, was $59,173, resulting from net realized gains on futures contracts of $154,276, net unrealized gains on futures contracts of $19,983 and the net operating loss of $115,086.

FOR THE THREE MONTHS ENDED JUNE 30, 2012

Fund Share Price Performance

During the Three Months Ended June 30, 2012, the NYSE Arca market value of each Share decreased 28.28% from $15.10 per Share, representing the closing price as of June 30, 2012, to $10.83 per Share, representing the closing price as of March 31, 2012. The Share price high and low for the Three Months Ended June 30, 2012 and related change from the closing Share price as of March 31, 2012 were as follows: Shares traded from a high of $14.85 per Share (-1.66%) on April 4, 2012 to a low of $9.38 per Share (-37.88%) on June 1, 2012.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2013

Fund Share Price Performance

During the Six Months Ended June 30, 2013, the NYSE Arca market value of each Share increased 19.75% from $10.45 per Share, representing the closing price as of December 31, 2012, to $12.44 per Share, representing the closing price as of June 30, 2013. The Share price high and low for the Six Months Ended June 30, 2013 and related change from the closing Share price as of December 31, 2012 were as follows: Shares traded from a high of $12.91 per Share (+23.54%) on May 28, 2013 to a low of $10.46 per Share (+0.10%) on April 18, 2013.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2013, the net asset value of each Share increased 22.61% from $10.13 per Share to $12.42 per Share (NAV calculation methodology as described in the notes to the financial statements). For the Six Months Ended June 30, 2013, gains in the E-mini S&P 500 Index Futures Contracts and in the U.S. Treasury Bond Contracts more than offset Fund expenses resulting in the overall increase in the NAV per Share during the Six Months Ended June 30, 2013.

Net income for the Six Months Ended June 30, 2013, was $202,691, resulting from net realized gains on futures contracts of $403,883, net unrealized gains on futures contracts of $5,693 and the net operating loss of $206,885.

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

For the Six Months Ended June 30, 2013 and June 30, 2012, there were no Shares created or redeemed. On June 30, 2013, 100,040 Shares of the Fund were outstanding for a market capitalization of $1,244,535.

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
Dated: August 14, 2013

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