Form 10-K/A
period 2012-12-31
FactorShares 2X: S&P500 Bull/TBond Bear
filed 2013-08-30
CIK 1482875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter. $375,000

Number of Common Units of Beneficial Interest outstanding as of March 1, 2013: 100,040

EXPLANATORY NOTE

The registrant has prepared this Amendment No. 1 (“Amendment”) on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”) solely for the purpose of filing Exhibits 31.1 and 31.2 to the Form 10-K in response to comments received from the staff of the Securities and Exchange Commission. No revisions are being made to the Company’s financial statements. This Amendment does not reflect events occurring after the filing of the Form 10-K, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

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

August 29, 2013