Form 10-Q/A
period 2013-06-30
FactorShares 2X: S&P500 Bull/TBond Bear
filed 2013-08-30
CIK 1482875

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

EXPLANATORY NOTE

The registrant has prepared this Amendment No. 1 (“Amendment”) on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (the “Form 10-Q”) solely for the purpose of filing Exhibits 31.1 and 31.2 to the Form 10-Q in response to comments received from the staff of the Securities and Exchange Commission. No revisions are being made to the Company’s financial statements. This Amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

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