Form 10-Q
period 2013-09-30
FactorShares 2X: S&P500 Bull/TBond Bear
filed 2013-11-14
CIK 1482875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No ____

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ✓ No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____  No ✓

Indicate the number of outstanding Shares as of November 1, 2013: 100,040 Shares.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Statements of Financial Condition
September 30, 2013 and December 31, 2012

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Short-term investments, at fair value (cost $12,352 and $31,676, respectively)	$12,352	$31,676
Segregated cash held by broker	1,358,176	1,024,437
Receivable on open futures contracts	-	37,978
Prepaid expenses	3,277	1,950
Prepaid expenses to related party	18,904	-
Due from related parties	-	4,496
Total assets	$1,392,709	$1,100,537

Liabilities and shareholders’ capital
Payable on open futures contracts	$54,033	$-
Due to related parties	833	650
Accrued liabilities	66,035	71,269
Total liabilities	120,901	71,919

Shareholders’ capital
Paid-in-capital	$2,876,800	$2,876,800
Accumulated earnings/(deficit)	(1,604,992)	(1,848,182)
Total shareholders’ capital	1,271,808	1,028,618

Total liabilities and shareholders’ capital	$1,392,709	$1,100,537
Shares outstanding	100,040	100,040
Net asset value per share	$12.71	$10.28
Market value per share	$12.84	$10.45

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Schedule of Investments
September 30, 2013 (unaudited)

DESCRIPTION	Principal Amount	Fair Value
Short-Term Investments (0.97% of shareholders’ capital)
Money Market Funds (0.97% of shareholders’ capital)
JP Morgan 100% U.S. Treasury Securities Money Market Fund Capital	$ 12,352	$ 12,352
Total Short-Term Investments
(Cost $12,352)		$ 12,352

DESCRIPTION	Number of Contracts	Fair Value at Trade Date	Fair Value at September 30, 2013	Unrealized Appreciation/ (Depreciation)
U.S. Futures
Futures Contracts Purchased
S&P 500 E Mini Index Futures, DEC13	31	$2,603,313	$2,595,165	$ (8,148)
Futures Contracts Sold
30 Year U.S. Treasury Bond Futures, DEC13	19	$2,488,240	$2,534,125	$ (45,885)

				$ (54,033)

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR Schedule of Investments December 31, 2012

DESCRIPTION	Principal Amount	Fair Value
Short-Term Investments (3.08% of shareholders’ capital)
Money Market Funds (3.08% of shareholders’ capital)
JP Morgan 100% U.S. Treasury Securities Money Market Fund Capital	$ 31,676	$ 31,676
Total Short-Term Investments
(Cost $31,676)		$ 31,676

DESCRIPTION	Number of Contracts	Fair Value at Trade Date	Fair Value at December 31, 2012	Unrealized Appreciation/ (Depreciation)
U.S. Futures
Futures Contracts Purchased
S&P 500 E Mini Index Futures, MAR13	29	$2,048,745	$2,059,145	$ 10,400
Futures Contracts Sold
30 Year U.S. Treasury Bond Futures, MAR13	14	$2,092,578	$2,065,000	$ 27,578

				$ 37,978

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR
Statements of Operations
For the Three Months Ended September 30, 2013 and 2012 and Nine Months Ended September 30, 2013 and 2012 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Investment Income
Interest Income	$-	$2	$-	$2
Total Investment Income	-	-	-	-
Expenses
Management fee	2,549	2,075	6,908	6,840
Brokerage commission and fees	262	248	776	852
Audit fees	15,068	10,192	47,303	54,519
Legal fees	6,902	2,350	29,050	29,563
Tax Return preparation fees	18,904	8,988	56,096	37,815
Administrative/Accounting/Custodian fees	20,309	16,888	60,803	46,879
Listing and Calculation Agent fees	4,392	2,794	9,830	8,359
Printing and Postage	2,511	6,069	13,704	23,611
Distribution fees	6,479	2,837	19,779	8,451
Insurance	5,041	4,405	14,951	12,712
PFO Support Services	8,724	8,750	26,178	14,050
Transfer agent fees	1,113	1,125	3,293	3,375
CCO Fees	3,977	-	11,967	-
Other Expenses	1,198	853	3,676	3,955
Total Expenses	97,429	67,574	304,314	250,981
Net Investment Income (Loss)	(97,429)	(67,572)	(304,314)	(250,979)

Net Realized and Unrealized Gain (Loss) on Investment Activity
Net Realized Gain (Loss)
Futures Contracts	235,632	198,430	639,515	238,781
Change in Unrealized Gain (Loss)
Futures Contracts	(97,704)	(87,661)	(92,011)	(40,892)
Net realized and unrealized gain (loss)	137,928	110,769	547,504	197,889
Net Income (Loss)	$40,499	$43,197	$243,190	$(53,090)

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR

Statements of Changes in Shareholders’ Capital
For the Three Months Ended September 30, 2013 and September 30, 2012 (unaudited)

	Three Months Ended
	September 30, 2013	September 30, 2012

Shareholders’ Capital at beginning of period	$1,231,309	$1,086,437

Increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	-
Net increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	-

Increase/(decrease) in Shareholders’ Capital from operations
Net investment income/(loss)	(97,429)	(67,572)
Net realized gain/(loss)	235,632	198,430
Change in net unrealized appreciation/(depreciation)	(97,704)	(87,661)

Increase/(decrease) in Shareholders’ Capital from operations	40,499	43,197
Shareholders’ Capital at end of period	$1,271,808	$1,129,634

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR

Statements of Changes in Shareholders’ Capital
For the Nine Months Ended September 30, 2013 and September 30, 2012 (unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012

Shareholders’ Capital at beginning of period	$1,028,618	$1,182,724

Increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	-
Net increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	-

Increase/(decrease) in Shareholders’ Capital from operations
Net investment income/(loss)	(304,314)	(250,979)
Net realized gain/(loss)	639,515	238,781
Change in net unrealized appreciation/(depreciation)	(92,011)	(40,892)

Increase/(decrease) in Shareholders’ Capital from operations	243,190	(53,090)
Shareholders’ Capital at end of period	$1,271,808	$1,129,634

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR

Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and September 30, 2012 (unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows used in operating activities:
Net income/(loss)	$243,190	$(53,090)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Net sale of investments	19,324	267,612
Increase in segregated cash held by broker	(333,739)	(237,930)
Decrease in receivable on open futures contracts	37,978	39,743
Increase in prepaid expenses	(1,327)	(6,813)
Increase in prepaid expense to related party	(18,904)	-
Decrease in due from related parties	4,496	-
Increase in payable on open futures contracts	54,033	1,149
Increase in due to related parties	183	41,158
Decrease in accrued liabilities	(5,234)	(51,829)
Net cash used in operating activities	-	-

Cash flows provided by financing activities:	-	-
Net increase in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR

Notes to Financial Statements

September 30, 2013 (unaudited)

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

The Fund commenced investment operations on February 22, 2011. The Fund Shares trade on the NYSE Arca, Inc. (the “NYSE Arca”) under the symbol “FSE”.

This report covers the three months ended September 30, 2013 and September 30, 2012 and the nine months ended September 30, 2013 and September 30, 2012 (hereinafter referred to as the “Three Months Ended September 30, 2013 and September 30, 2012” and “Nine Months Ended September 30, 2013 and September 30, 2012”).

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

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR

Notes to Financial Statements

September 30, 2013 (unaudited) (continued)

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

September 30, 2013 (unaudited) (continued)

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

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the Nine Months Ended September 30, 2013 was at 3:00 p.m. Eastern Time.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 3:00 p.m. Eastern Time represents the final opportunity to transact in creation or redemption units for the Nine Months Ended September 30, 2013.

Fair value per share is determined at the close of the New York Stock Exchange and may be later than when the Fund’s NAV per share is calculated.

For financial reporting purposes, the Fund values transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at September 30, 2013 and December 31, 2012.

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

September 30, 2013 (unaudited) (continued)

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

The following tables summarize the valuation of investments at September 30, 2013 and December 31, 2012 using the fair value hierarchy:

September 30, 2013

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	-	$12,352 a	$(54,033) b	$(41,681)
Total	-	$12,352	$ (54,033)	$(41,681)

a – Included in Short-term investments in the Statements of Financial Condition.

b – Includes $54,033 in Payable on open future contracts in the Statements of Financial Condition.

December 31, 2012

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	-	$31,676a	$37,978 b	$69,654
Total	-	$31,676	$37,978	$69,654

a – Included in Short-term investments in the Statements of Financial Condition.

b – Includes $37,978 in Receivable on open futures contracts in the Statements of Financial Condition.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR

Notes to Financial Statements

September 30, 2013 (unaudited) (continued)

There were no Level II or Level III type holdings at September 30, 2013 and December 31, 2012 and during the Nine Months Ended September 30, 2013 and the Year Ended December 31, 2012.

During the Nine Months Ended September 30, 2013 and the Year ended December 31, 2012, there were no significant transfers between Level I and Level II.

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

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR

Notes to Financial Statements

September 30, 2013 (unaudited) (continued)

All open derivative positions at September 30, 2013 and December 31, 2012 for the Fund are disclosed in the Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions relative to shareholder’s capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

Fair Value of Derivative Instruments

As of September 30, 2013

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Equity Risk	-	-	Payable on open futures contracts	$ (8,148)*
Interest Rate Risk	-	-	Payable on open futures contracts	$ (45,885)*

*Represents cumulative depreciation of futures contracts as reported in the Schedules of Investments.

Fair Value of Derivative Instruments

As of December 31, 2012

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Equity Risk	Receivable on open futures contracts	$ 10,400*	-	-
Interest Rate Risk	Receivable on open futures contracts	$ 27,578*	-	-

*Represents cumulative appreciation of futures contracts as reported in the Schedules of Investments.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR

Notes to Financial Statements

September 30, 2013 (unaudited) (continued)

The Effect of Derivative Instruments on the Statement of Operations

For the Three Months Ended September 30, 2013

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$106,333	$25,713
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$129,299	$(123,417)

The futures contracts open at September 30, 2013 are indicative of the activity for the Three Months Ended September 30, 2013.

The Effect of Derivative Instruments on the Statement of Operations

For the Three Months Ended September 30, 2012

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$218,545	$(84,974)
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(20,115)	$(2,687)

The futures contracts open at September 30, 2012 are indicative of the activity for the Three Months Ended September 30, 2012.

The Effect of Derivative Instruments on the Statement of Operations

For the Nine Months Ended September 30, 2013

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$418,200	$(18,548)
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$221,315	$(73,463)

The futures contracts open at September 30, 2013 are indicative of the activity for the Nine Months Ended September 30, 2013.

The Effect of Derivative Instruments on the Statement of Operations

For the Nine Months Ended September 30, 2012

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$395,690	$(63,767)
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(156,909)	$22,875

The futures contracts open at September 30, 2012 are indicative of the activity for the Nine Months Ended September 30, 2012.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR

Notes to Financial Statements

September 30, 2013 (unaudited) (continued)

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

The Distributor is paid an annual fee of $5,000 by the Fund and a monthly fee of up to 0.025% per annum of the Fund’s average monthly net asset value subject to a $1,800 monthly minimum. The distribution fees amounted to $6,479 and $2,837 for the Three Months Ended September 30, 2013 and September 30, 2012, respectively, and $19,779 and $8,451 for the Nine Months Ended September 30, 2013 and September 30, 2012, respectively, as disclosed in the Statements of Operations.

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

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR

Notes to Financial Statements

September 30, 2013 (unaudited) (continued)

The brokerage commission and fees amounted to $262 and $248 for the Three Months Ended September 30, 2013 and September 30, 2012, respectively, and $776 and $852 for the Nine Months Ended September 30, 2013 and September 30, 2012, respectively, as disclosed in the Statements of Operations.

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

For tax service provider services, ESP is paid an annual fee of $75,000 for 2013 and $50,000 for 2012 by the Fund. The tax return preparation fees amounted to $18,904 and $8,988 for the Three Months Ended September 30, 2013 and September 30, 2012, respectively, and $56,096 and $37,815 for the Nine Months Ended September 30, 2013 and September 30, 2012, respectively, as disclosed in the Statements of Operations.

For PFO support services, ESP is paid an annual fee of $35,000 by the Fund. The PFO support services fees amounted to $8,724 and $8,750 for the Three Months Ended September 30, 2013 and September 30, 2012, respectively, and $26,178 and $14,050 for the Nine Months Ended September 30, 2013 and September 30, 2012, respectively. The PFO support services fees for the Three Months Ended September 30, 2012 and the Nine Months Ended September 30, 2012 were paid to an unaffiliated third party service provider.

The CCO service fees amounted to $3,977 and $-0- for the Three Months Ended September 30, 2013 and September 30, 2012, respectively, and $11,967 and $-0- for the Nine Months Ended September 30, 2013 and September 30, 2012, respectively.

At September 30, 2013, the Fund has paid $75,000 to ESP for 2013 service fees payable for tax services. Of this amount, $18,904 is included in the Statement of Financial Condition as Prepaid Expense to Related Party at September 30, 2013. This amount is being amortized and charged to operations ratably throughout the year ending December 31, 2013.

(f)	The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Managing Owner has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Managing Owner or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner. The trustee fees amounted to $625 and $633 for the Three Months Ended September 30, 2013 and September 30, 2012, respectively, and $1,875 and $1,880 for the Nine Months Ended September 30, 2013 and September 30, 2012, respectively, and are included in Other Expenses in the Statements of Operations.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR

Notes to Financial Statements

September 30, 2013 (unaudited) (continued)

(g)	Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Fund pays all of the routine offering, operational, administrative and other ordinary expenses, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. The routine offering, operational, administrative and other ordinary expenses amounted to $97,429 and $67,574 for the Three Months Ended September 30, 2013 and September 30, 2012, respectively, and $304,314 and $250,981 for the Nine Months Ended September 30, 2013 and September 30, 2012, respectively.

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

For the Three Months Ended September 30, 2013 and September 30, 2012, and for the Nine Months Ended September 30, 2013 and September 30, 2012, the Fund did not incur any such expenses.

(i)	Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2013 and September 30, 2012, and for the Nine Months Ended September 30, 2013 and September 30, 2012, the Fund did not incur any such expenses.

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

(a)	Transaction Fees on Creation and Redemption Transactions

In connection with orders to create and redeem one or more Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $500 per order, of which $50 goes directly to the Custodian and $450 is paid to the Fund and is recorded as Other Income in the Statements of Operations. The AP Transaction Fees are paid by the Authorized Participants and not by the Fund. The Fund did not earn any AP transaction fees for the Three Months Ended September 30, 2013 and September 30, 2012, and for the Nine Months Ended September 30, 2013 and September 30, 2012.

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR

Notes to Financial Statements

September 30, 2013 (unaudited) (continued)

(b)	Share Transactions

There were no Share Transactions during the Three Months Ended September 30, 2013 and September 30, 2012 and during the Nine Months Ended September 30, 2013 and September 30, 2012.

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

September 30, 2013 (unaudited) (continued)

(8)	Indemnifications

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2013, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9)	Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended September 30, 2013 and September 30, 2012 and for the Nine Months Ended September 30, 2013 and September 30, 2012. The net investment income/(loss) and expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The total return is based on the change in net asset value or market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net Asset Value
Net asset value per Share, beginning of period	$12.31	$10.86	$10.28	$11.82
Net investment income/(loss)	(0.97)	(0.68)	(3.04)	(2.51)
Net realized and unrealized gain/(loss)	1.37	1.11	5.47	1.98
Net income/(loss)	0.40	0.43	2.43	(0.53)
Net asset value per Share, end of period	$12.71	$11.29	$12.71	$11.29
Market asset value per Share, end of period	$12.84	$11.25(c)	$12.84	$11.25(c)
Ratios to average Net Assets (a)
Expense ratio	28.67%	24.42%	33.04%	27.52%
Net investment income (loss)	(28.67)%	(24.42)%	(33.04)%	(27.52)%
Total Return, at net asset value (b)	3.25%	3.96%	23.64%	(4.48)%
Total Return, at market value (b)	3.22%	3.88%	22.87%	(5.54)%

a	Percentages are annualized.
b	Percentages are not annualized.
c	Represents the closing bid/ask mean as of September 30, 2012.

(11)	New Accounting Pronouncements

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

FACTORSHARES 2X: S&P500 BULL/TBOND BEAR

Notes to Financial Statements

September 30, 2013 (unaudited) (continued)

(12)	Subsequent Events

(a)	Change of Control

On November 1, 2013, GENCAP Ventures, LLC, Factor Advisors, LLC and Factor Capital Management, LLC, the Managing Owner of FactorShares 2X: S&P500 Bull/TBond Bear (the “Fund”), entered into a definitive Purchase and Sale Agreement with Exchange Traded Managers Group, LLC, a New Jersey limited liability company, pursuant to which Exchange Traded Managers Group, LLC will become the sole member and owner of Factor Advisors, LLC, subject to the satisfaction of certain conditions. Factor Advisors, LLC currently is the sole member and owner of Factor Capital Management, LLC. Factor Capital Management, LLC has exclusive power and authority to manage the business and affairs of the Fund. Consequently, upon its consummation, this transaction will constitute a change in control of the Fund.

Exchange Traded Managers Group, LLC is acquiring Factor Advisors, LLC from GENCAP Ventures, LLC in consideration of rights to participate in certain future revenues of GENCAP Ventures, LLC, including the management fee paid by the Fund to the Managing Owner.

At the closing of the transaction, Samuel Masucci, III will continue to serve as a member of the Board of Managers as well as Chairman and Principal Executive Officer of Factor Capital Management, LLC.

The transaction is expected to close on or before November 25, 2013.

(b)	Fund Liquidation

On November 5, 2013 the Managing Owner announced that it has determined to close the Fund. Trading on the NYSE Arca for the shares of the Fund will be suspended prior to the open of business on Friday, November 22, 2013. Shareholders may sell their holdings on or before Thursday, November 21, 2013 and may incur customary brokerage charges. Shareholders who do not sell their holdings on or before November 21, 2013 will receive cash equal to the amount of the net asset value of their shares along with any accrued capital gains and remaining income. The Fund’s net asset value will reflect the costs of closing the Fund as calculated on the liquidation date. The Board of Managers of the Managing Owner has authorized these Fund liquidations.

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

As explained in greater detail below, the Fund seeks to track the Index on a leveraged and daily basis by creating a portfolio of Long Index Futures Contracts and Short Index Futures Contracts (which may include Substitute Futures and/or Financial Instruments). The Fund seeks to rebalance daily its holdings around the NAV Calculation Time which occurs upon the first to settle of its Long Index Futures Contracts or Short Index Futures Contracts. However, the Fund will only rebalance on business days when NYSE Arca and the futures exchanges on which both the Long Index Futures Contracts and the Short Index Futures Contracts are open. The Fund’s cost to rebalance daily its holdings were not material for the Three Months Ended September 30, 2013 and September 30, 2012 and for the Nine Months ended September 30, 2013 and September 30, 2012.

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

Substitute Futures and Financial Instruments

In the event the Fund reaches position limits imposed by the CFTC or a futures exchange with respect to an Index Futures Contract, the Managing Owner, may in its commercially reasonable judgment, cause the Fund to invest in Substitute Futures or Financial Instruments referencing the particular Index Futures Contract, or Financial Instruments not referencing the particular Index Futures Contract, if such instruments tend to exhibit trading prices or returns that correlate with the Index or any Index Futures Contract and will further the investment objective of the Fund. The term “Substitute Futures” refers to futures contracts other than the specific Index Futures Contracts that underlie the applicable Index that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. The term “Financial Instruments” refers to forward agreements and swaps that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. To the extent practicable, the Fund will invest in swaps cleared through the facilities of a centralized clearing house. The Fund may also invest in Substitute Futures or Financial Instruments if the market for a specific Index Futures Contract experiences emergencies (such as a natural disaster, terrorist attack or an act of God) or disruptions (such as a trading halt or flash crash) that prevent the Fund from obtaining the appropriate amount of investment exposure to the affected Index Futures Contract. For the Three Months Ended September 30, 2013 and September 30, 2012 and the Nine Months Ended September 30, 2013 and September 30, 2012, the Fund had not invested in Financial Instruments (including forwards).

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

Performance Summary

This report covers the Three Months Ended September 30, 2013 and September 30, 2012 and the Nine Months Ended September 30, 2013 and September 30, 2012. The Fund trades on the NYSE Arca, Inc. (the “NYSE Arca”) under the symbol “FSE”.

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
S&P U.S. Treasury Bond Futures Excess Return Index
Short Index Futures Contract:
U.S. Treasury Bond Futures

*Legend: “CME” means the Chicago Mercantile Exchange, Inc., or its successor.

The section “Summary of S&P U.S. Equity Risk Premium Total Return Index and Sub-Index Returns for the Three Months Ended September 30, 2013 and September 30, 2012 and the Nine Months Ended September 30, 2013 and September 30, 2012” below provides an overview of the changes in the closing levels of S&P U.S. Equity Risk Premium Total Return Index by disclosing the change in closing levels of the Index itself and each underlying Sub-Index plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track the Index and the Fund does not attempt to outperform or underperform the Index.

The following table highlights the results of the S&P U.S. Equity Risk Premium Total Return Index and its Sub-Indexes for the Three Months Ended September 30, 2013 and September 30, 2012 and the Nine Months Ended September 30, 2013 and September 30, 2012.

Summary of S&P U.S. Equity Risk Premium Total Return Index and

Sub-Index Returns

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Index: S&P U.S. Equity Risk Premium Total Return Index	5.63%	5.42%	27.30%	10.23%
Long Sub-Index: S&P 500® Futures Excess Return Index	5.10%	6.22%	19.17%	16.11%
Short Sub-Index: S&P U.S. Treasury Bond Futures Excess Return Index	(0.77)%	0.40%	(7.02)%	4.02%
3-Month United States Treasury Obligations	0.008%	0.0218%	0.041%	0.0483%

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
27

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

A significant portion of the net asset value of the Fund is held in cash, which is used as margin for the Fund’s trading in futures contracts. Although the following percentages may vary substantially over time, as of September 30, 2013 and December 31, 2012, the Fund estimates that approximately 100% of the net asset value of the Fund has been placed in segregated accounts in the name of the Fund with the Commodity Broker in the form of cash to margin positions of all futures contracts combined. The percentage that 3-month U.S. Treasury bills and, if applicable, other high credit quality short-term fixed income securities bear to the shareholders’ capital of the Fund varies from day to day as the market values of the underlying portfolio of the Fund changes. Such funds are segregated pursuant to CFTC rules. “Initial” or “original” margin is the minimum amount of funds that must be deposited by a futures trader with his commodity broker in order to initiate futures trading or to maintain an open position in futures contracts. “Maintenance” margin is the amount (generally less than initial margin) to which a trader’s account may decline before he must deliver additional margin. Margin requirements are computed each day by the Commodity Broker. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the Commodity Broker. The Fund will meet a margin call by either liquidating an appropriate amount of 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities, as applicable, or satisfy the margin call with cash. If the Fund does not have a sufficient amount of cash or 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities to satisfy the margin call, the Fund will be required to liquidate its holdings in Index Futures Contracts. If the margin call is not met within a reasonable time, the broker may close out the Fund’s position.

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

At September 30, 2013 the Fund’s Authorized Participants were:

ABN Amro Clearing Chicago, LLC

BNP Paribas Securities Corp.

Credit Suisse Securities (USA), LLC

Goldman, Sachs & Co.

Goldman Sachs Execution & Clearing, LP

JP Morgan Securities, LLC

Merrill Lynch Professional Clearing Corp.

Newedge USA, LLC

RBC Capital Markets, LLC

SG Americas Securities, LLC

Timber Hill, LLC

UBS Securities, LLC

Virtu Financial BD, LLC

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
30

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

Operating Activities

Net cash flow used in operating activities was $-0- and $-0- for the Nine Months Ended September 30, 2013 and September 30, 2012, respectively. At September 30, 2013 and December 31, 2012 segregated cash held by the broker was $1,358,176 and $1,024,437, respectively, as reflected in the Statements of Financial Condition.

Financing Activities

The Fund’s net cash flow provided by financing activities was $-0- and $-0- for the Nine Months Ended September 30, 2013 and September 30, 2012, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

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

The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graphs “Comparison of Per Share FSE NAV to FSE market value for the Three Months Ended September 30, 2013 and September 30, 2012”, and “Comparison of Per Share FSE NAV to FSE market value for the Nine Months Ended September 30, 2013 and September 30, 2012” and (ii) the Fund’s NAV (as reflected by the graphs “Comparison of FSE NAV to benchmark index for the Three Months Ended September 30, 2013 and September 30, 2012” and “Comparison of FSE NAV to benchmark index for the Nine Months Ended September 30, 2013 and September 30, 2012”).

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

THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

09/30/2013

09/30/2012

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of FSE and its NAV tracked closely for the Three Months Ended September 30, 2013 and September 30, 2012. The NAV for FSE is calculated daily at 3:00 p.m. Eastern Time in conjunction with the close of the U.S. Treasury Bond Futures on the CME futures exchange. The FSE shares continue to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF PER SHARE FSE NAV TO FSE MARKET VALUE FOR

THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

09/30/2013

09/30/2012

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of FSE and its NAV tracked closely for the Nine Months Ended September 30, 2013 and September 30, 2012. The NAV for FSE is calculated daily at 3:00 p.m. Eastern Time in conjunction with the close of the U.S. Treasury Bond Futures on the CME futures exchange. The FSE shares continue to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF FSE NAV TO BENCHMARK INDEX FOR

THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

09/30/2013

09/30/2012

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graphs above compare the 2X leveraged return of FSE with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the Three Months Ended September 30, 2013 and September 30, 2012. The Index returns incorporates the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 contracts while the NAV price for FSE reflects the E-mini S&P 500 contracts as of the close of the U.S. Treasury Bond Futures market at 3:00 p.m. eastern time. The difference in the NAV calculation time and the Index calculation time of the E-mini S&P 500 stock price index futures contract, plus Fund expenses, often results in the appearance of a premium or discount. The difference is related to the combination of the market prices after the CME contract close, the 2X multiple of FSE’s NAV and the cumulative impact on NAV of Fund expenses.

* both lines in each graph are shown with a starting base value of 100 for comparison purposes.

COMPARISON OF FSE NAV TO BENCHMARK INDEX FOR

THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

09/30/2013

09/30/2012

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graphs above compare the 2X leveraged return of FSE with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the Nine Months Ended September 30, 2013 and September 30, 2012. The Index returns incorporates the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 contracts while the NAV price for FSE reflects the E-mini S&P 500 contracts as of the close of the U.S. Treasury Bond Futures market at 3:00 p.m. eastern time. The difference in the NAV calculation time and the Index calculation time of the E-mini S&P 500 stock price index futures contract, plus Fund expenses, often results in the appearance of a premium or discount. The difference is related to the combination of the market prices after the CME contract close, the 2X multiple of FSE’s NAV and the cumulative impact on NAV of Fund expenses.

* both lines in each graph are shown with a starting base value of 100 for comparison purposes.

Additional Legend

S&P U.S. Equity Risk Premium Total Return Index is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

The graphs above compare the 2X leverage return of FSE with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the Three Months Ended September 30, 2013 and September 30, 2012 and the Nine Months Ended September 30, 2013 and September 30, 2012. Both lines in the graphs above are shown with a starting base value of 100 to permit comparison of the Fund’s NAV to its benchmark index. Subject to the following paragraphs, the Index returns incorporate the closing price of the E-mini S&P 500 Stock Price Index Futures contracts as of their 4:15 p.m. Eastern time closing price while the daily NAV calculation for the Fund reflects the last reported price of these futures contracts before the 3:00 PM (Eastern time) close of trading in the U.S. Treasury Bond Futures contracts. The difference in the futures contract price of the E-mini S&P 500 Stock Price Index Futures contracts between the 3:00 PM (Eastern time) NAV calculation time of the Fund, and the actual 4:15 p.m. (Eastern time) closing price of the E-mini S&P 500 Stock Price Futures contracts, plus Fund expenses, often results in the appearance of a premium or a discount between the two values. The difference is actually related to the combination of the change in market prices of the E-mini S&P 500 Stock Price Index Futures contracts after the 3:00 p.m. (Eastern time) Fund NAV calculation, the 2X multiple of FSE’s NAV and the cumulative impact on NAV of Fund expenses.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

Fund Share Price Performance

During the Three Months Ended September 30, 2013, the NYSE Arca market value of each Share increased 3.22% from $12.44 per Share, representing the closing price as of June 30, 2013, to $12.84 per Share, representing the closing price as of September 30, 2013. The Share price high and low for the Three Months Ended September 30, 2013 and related change from the closing Share price as of June 30, 2013 were as follows: Shares traded from a high of $14.28 per Share (+14.79%) on August 1, 2013 to a low of $12.30 per Share (-1.13%) on July 2, 2013.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2013, the net asset value of each Share increased 3.22% from $12.42 per Share to $12.82 per Share (NAV calculation methodology as described in the notes to the financial statements). For the Three Months Ended September 30, 2013, gains in the E-mini S&P 500 Index Futures Contracts and in the U.S. Treasury Bond Contracts more than offset Fund expenses resulting in the overall increase in the NAV per Share.

Net income for the Three Months Ended September 30, 2013, was $40,499, resulting from net realized gains on futures contracts of $235,632, net unrealized losses on futures contracts of $97,704 and the net operating loss of $97,429.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Fund Share Price Performance

During the Three Months Ended September 30, 2012, the NYSE Arca market value of each Share increased 3.88% from $10.83 per Share, representing the closing price as of June 30, 2012, to $11.25 per Share, representing the closing price as of September 30, 2012. The Share price high and low for the Three Months Ended September 30, 2012 and related change from the closing Share price as of June 30, 2012 was as follows: Shares traded from a high of $12.69 per Share (+17.17%) on September 14, 2012 to a low of $9.78 per Share (-9.70%) on July 23, 2012.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2012, the net asset value of each Share increased 3.69% from $10.83 per Share to $11.23 per Share (NAV calculation methodology as described in the notes to the financial statements). For the Three Months Ended September 30, 2012, gains in the E-mini S&P 500 Index Futures Contracts more than offset losses in the U.S. Treasury Bond Contracts and Fund expenses resulting in the overall increase in the NAV per Share.

Net income for the Three Months Ended September 30, 2012, was $43,197, resulting from net realized gains on futures contracts of $198,430, net unrealized losses on futures contracts of $87,661 and the net operating loss of $67,572.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

Fund Share Price Performance

During the Nine Months Ended September 30, 2013, the NYSE Arca market value of each Share increased 22.87% from $10.45 per Share, representing the closing price as of December 31, 2012, to $12.84 per Share, representing the closing price as of September 30, 2013. The Share price high and low for the Nine Months Ended September 30, 2013 and related change from the closing Share price as of December 31, 2012 were as follows: Shares traded from a high of $14.28 per Share (+36.65%) on August 1, 2013 to a low of $10.46 per Share (+0.10%) on April 18, 2013.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2013, the net asset value of each Share increased 26.55% from $10.13 per Share to $12.82 per Share (NAV calculation methodology as described in the notes to the financial statements). For the Nine Months Ended September 30, 2013, gains in the E-mini S&P 500 Index Futures Contracts and in the U.S. Treasury Bond Contracts more than offset Fund expenses resulting in the overall increase in the NAV per Share.

Net income for the Nine Months Ended September 30, 2013, was $243,190, resulting from net realized gains on futures contracts of $639,515, net unrealized losses on futures contracts of $92,011 and the net operating loss of $304,314.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Fund Share Price Performance

During the Nine Months Ended September 30, 2012, the NYSE Arca market value of each Share decreased 5.54% from $11.91 per Share, representing the closing price on December 31, 2011, to $11.25 per Share, representing the closing price on September 30, 2012. The Share price high and low for the Nine Months Ended September 30, 2012 and related change from the closing price as of December 31, 2011 was as follows: Shares traded from a high of $16.53 per Share (+38.79%) on March 21, 2012 to a low of $9.38 per Share (-21.24%) on June 1, 2012.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2012, the net asset value of each Share decreased 5.39% from $11.87 per Share to $11.23 per Share (NAV calculation methodology). For the Nine Months Ended September 30, 2012, losses in the U.S. Treasury Bond Contracts and Fund expenses more than offset gains in the E-mini S&P 500 Index Futures Contracts resulting in an overall decrease in the NAV per Share.

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

For the Nine Months Ended September 30, 2013 and September 30, 2012, there were no Shares created or redeemed. On September 30, 2013, 100,040 Shares of the Fund were outstanding for a market capitalization of $1,284,514.

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

FactorShares 2X: S&P500 Bull/TBond Bear

	By:	Factor Capital Management, LLC,
its Managing Owner
	By:	/s/ Samuel Masucci III
		Name:	Samuel Masucci III
		Title:	Principal Executive Officer

	By:	/s/ Mary Byra
		Name:	Mary Byra
Dated: November 14, 2013		Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2
31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5
E-1